Form 10KSB
period 1999-12-31
MAYFORD ACQUISITION CORP
filed 2000-03-29
CIK 1100381

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-KSB
(Mark One)
[X]            ANNUAL REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the fiscal year ended
                             December 31, 1999
   OR
[  ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR
             15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from               to


                    Commission file number 0-28681

                   MAYFORD ACQUISITION CORPORATION
         (Exact name of small business issuer in its charter)

       Delaware                                         52-2201514
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

             1504 R Street, N.W., Washington, D.C. 20009
         (Address of principal executive offices)  (zip code)

         Issuer's Telephone Number:     202/387-5400


Securities registered under Section 12(g) of the Exchange Act:   Common Stock
                                                   $.0001 par value per share

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes        No    X

     The issuer has been subject to the filing requirements for less than 90 days.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year.            $ 0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common
equity, as of a specified date within the past 60 days.              $ 0

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                  Class                                        Outstanding
                                                      at December 31, 1999

Common Stock, par value $0.0001                               5,000,000

Documents incorporated by reference:                  None

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

     Mayford Acquisition Corporation (the "Company") was incorporated on March 24, 1999 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and has no operations to date other than issuing shares to its original shareholder.

     The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in a business entity which desires to seek the perceived advantages of a corporation which has a class of securities registered under the Exchange Act. The Company will not restrict its search to any specific business, industry, or geographical location and it may participate in a business venture of virtually any kind or nature. Management anticipates that it will be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources.

     The Company registered its common stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. The Company files with the Securities and Exchange Commission periodic and current reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports Form 10-KSB.

     The Company will attempt to locate and negotiate with a business entity for the combination of that target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange (the "business combination"). In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target business.

     The Company has entered into an agreement with TPG Capital Corporation, its sole shareholder, to supervise the search for target companies as potential candidates for a business combination. The agreement will continue until such time as the Company has effected a business combination.
 TPG Capital Corporation has agreed to pay all expenses of the Company until such time as a business combination is effected, without repayment. James
M. Cassidy, the sole officer and director of the Company, is the sole officer and director and controlling shareholder of TPG Capital Corporation.

     TPG Capital Corporation may only locate potential target companies for the Company and is not authorized to enter into any agreement with a potential target company binding the Company. The Company's agreement with TPG Capital Corporation is not exclusive and TPG Capital Corporation has entered into agreements with other companies similar to the Company on similar terms. TPG Capital Corporation may provide assistance to target companies incident to and following a business combination, and receive payment for such assistance from target companies.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company has no properties and at this time has no agreements to acquire any properties. The Company currently uses the offices of management at no cost to the Company. Management has agreed to continue this arrangement until the Company completes an acquisition or merger.

ITEM 3.  LEGAL PROCEEDINGS

     There is no litigation pending or threatened by or against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.


                                   PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The National Securities Market Improvement Act of 1996 limited the authority of states to impose restrictions upon sales of securities made pursuant to Sections 4(1) and 4(3) of the Securities Act of companies which
file reports under Sections 13 or 15(d) of the Exchange Act.   As a result,
sales of the Company's common stock in the secondary market by the holders thereof may be made pursuant to Section 4(1) of the Securities Act (sales other than by an issuer, underwriter or broker) without qualification under state securities acts.

      Following a business combination, a target company will normally wish to cause the Company's common stock to trade in one or more United States securities markets. The target company may elect to take the steps required for such admission to quotation following the business combination or at some later time.

      In order to qualify for listing on the Nasdaq SmallCap Market, a company must have at least (i) net tangible assets of $4,000,000 or market capitalization of $50,000,000 or net income for two of the last three years of $750,000; (ii) public float of 1,000,000 shares with a market value of $5,000,000; (iii) a bid price of $4.00; (iv) three market makers; (v) 300 shareholders and (vi) an operating history of one year or, if less than one year, $50,000,000 in market capitalization. For continued listing on the Nasdaq SmallCap Market, a company must have at least (i) net tangible assets of $2,000,000 or market capitalization of $35,000,000 or net income for two of the last three years of $500,000; (ii) a public float of 500,000 shares with a market value of $1,000,000; (iii) a bid price of $1.00; (iv) two market makers; and (v) 300 shareholders.

      If, after a business combination, the Company does not meet the qualifications for listing on the Nasdaq SmallCap Market, the Company may apply for quotation of its securities on the NASD OTC Bulletin Board. In certain cases the Company may elect to have its securities initially quoted in the "pink sheets" published by the National Quotation Bureau, Inc.

      To have its securities quoted on the NASD OTC Bulletin Board a company must:

      (1) be a company that reports its current financial information to the

Securities and Exchange Commission, banking regulators or insurance regulators;

      (2) has at least one market maker who completes and files a Form 211 with NASD Regulation, Inc.

      The NASD OTC Bulletin Board is a dealer-driven quotation service. Unlike the Nasdaq Stock Market, companies cannot directly apply to be quoted on the NASD OTC Bulletin Board, only market makers can initiate quotes, and quoted companies do not have to meet any quantitative financial requirements. Any equity security of a reporting company not listed on the Nasdaq Stock Market or on a national securities exchange is eligible.

      In general there is greatest liquidity for traded securities on the Nasdaq SmallCap Market, less on the NASD OTC Bulletin Board, and least through quotation by the National Quotation Bureau, Inc. on the "pink sheets". It is not possible to predict where, if at all, the securities of the Company will be traded following a business combination.

      During the past three years, the Company has sold securities which were not registered as follows:

                                                NUMBER OF
      DATE               NAME                     SHARES       CONSIDERATION

March 25, 1999     TPG Capital Corporation(1)    5,000,000          $500
      ________

      (1) Mr. Cassidy, the president and sole director of the Company, is the sole director and controlling shareholder of TPG Capital Corporation and is therefore considered to be the beneficial owner of the common stock of the Company issued to it.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The Company has been in the developmental stage since inception and has no operations to date. Other than issuing shares to its original shareholder, the Company has not commenced any operational activities.

      The Company will not restrict its search for any specific kind of businesses, but may acquire a business which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

      In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity.

      It is anticipated that any securities issued in any such business combination would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination. The issuance of additional securities and their potential sale into any trading market which may develop in the Company's securities may depress the market value of the Company's securities in the future if such a market develops, of which there is no assurance.

      While the terms of a business transaction to which the Company may be a party cannot be predicted, it is expected that the parties to the business transaction will desire to avoid the creation of a taxable event and thereby structure the acquisition in a tax-free reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended. Negotiations with a target company will likely focus on the percentage of the Company which the target company shareholders would acquire in exchange for their shareholdings. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's shareholders at such time.

      The Company will participate in a business combination only after the negotiation and execution of appropriate agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing and will include miscellaneous other terms.

      TPG Capital Corporation will pay all expenses in regard to its search for a suitable target company. The Company does not anticipate expending funds itself for locating a target company. James M. Cassidy, the officer and director of the Company, provides his services without charge or repayment. The Company will not borrow any funds to make any payments to the Company's management, its affiliates or associates. If TPG Capital Corporation stops or becomes unable to continue to pay the Company's operating expenses, the Company may not be able to timely make its periodic reports required under the Exchange Act nor to continue to search for an acquisition target. In such event, the Company would seek alternative sources of funds or services, primarily through the issuance of its securities.

      The Board of Directors has passed a resolution which contains a policy that the Company will not seek a business combination with any entity in which the Company's officer, director, shareholders or any affiliate or associate serves as an officer or director or holds any ownership interest.


        As part of a business combination agreement, the Company intends to obtain certain representations and warranties from a target company as to its conduct following the business combination. Such representations and warranties may include (i) the agreement of the target company to make all necessary filings and to take all other steps necessary to remain a reporting company under the Exchange Act (ii) imposing certain restrictions on the timing and amount of the issuance of additional free-trading stock, including stock registered on Form S-8 or issued pursuant to Regulation S and (iii) giving assurances of ongoing compliance with the Securities Act, the Exchange Act, the General Rules and Regulations of the Securities and Exchange Commission, and other applicable laws, rules and regulations.

ITEM 7.  FINANCIAL STATEMENTS


                       MAYFORD ACQUISITION CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)

                             FINANCIAL STATEMENTS

                           AS OF DECEMBER 31, 1999





                       MAYFORD ACQUISITION CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)

                                CONTENTS




       PAGE      1 - INDEPENDENT AUDITORS' REPORT

       PAGE      2 - BALANCE SHEET AS OF DECEMBER 31, 1999

       PAGE      3 - STATEMENT OF OPERATIONS FOR THE PERIOD FROM
                     MARCH 24, 1999 (INCEPTION) TO DECEMBER 31, 1999

       PAGE      4 - STATEMENT OF CHANGES IN STOCKHOLDER'S
                     EQUITY FOR THE PERIOD FROM MARCH 24, 1999
                     (INCEPTION) TO DECEMBER 31, 1999

       PAGE      5 - STATEMENT OF CASH FLOWS FOR THE PERIOD FROM
                     MARCH 24, 1999 (INCEPTION) TO DECEMBER 31, 1999

       PAGES  6 -8 - NOTES TO FINANCIAL STATEMENTS AS OF
                     DECEMBER 31, 1999








                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors of:
 Mayford Acquisition Corporation
 (A Development Stage Company)

We have audited the accompanying balance sheet of Mayford Acquisition Corporation (a development stage company) as of December 31, 1999 and the related statements of operations, changes in stockholder's equity and cash flows for the period from March 24, 1999 (inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
 An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Mayford Acquisition Corporation (a development stage company) as of December 31, 1999, and the results of its operations and its cash flows for the period from March 24, 1999 (inception) to December 31, 1999 in conformity with generally accepted accounting principles.


                                WEINBERG & COMPANY, P.A.


Boca Raton, Florida
March 17, 2000


                       MAYFORD ACQUISITION CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                                BALANCE SHEET
                           AS OF DECEMBER 31, 1999


                                    ASSETS


Cash                                                   $      500

TOTAL ASSETS                                           $      500



                     LIABILITIES AND STOCKHOLDER'S EQUITY


LIABILITIES                                            $     -

STOCKHOLDER'S EQUITY

   Preferred Stock, $.0001 par value, 20 million
    shares authorized, zero issued and outstanding           -
   Common Stock, $.0001 par value, 100 million
    shares authorized, 5,000,000 issued
    and outstanding                                          500
   Additional paid-in capital                              1,330
   Deficit accumulated during development stage           (1,330)

     Total Stockholder's Equity                              500

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY             $     500



               See accompanying notes to financial statements.
                                      2


                       MAYFORD ACQUISITION CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF OPERATIONS
                      FOR THE PERIOD FROM MARCH 24, 1999
                       (INCEPTION) TO DECEMBER 31, 1999


Income                                          $      -

Expenses
 Organization expense                                   580
 Professional fees                                      750

   Total expenses                                     1,330

NET LOSS                                        $    (1,330)





               See accompanying notes to financial statements.
                                      3

                       MAYFORD ACQUISITION CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF CHANGES IN
                             STOCKHOLDER'S EQUITY
                      FOR THE PERIOD FROM MARCH 24, 1999
                       (INCEPTION) TO DECEMBER 31, 1999




                                                  Deficit
                                    Additional  Accumulated
                            Common   Paid-In    During Devel-
                            Stock    Capital    opment Stage     Total

Common stock issuance       $   500   $   -      $        -    $   500

Fair value of
 expenses contributed          -         1,330            -      1,330

Net loss for the period
 ended December 31, 1999       -          -            (1,330)  (1,330)

BALANCE AT December 31,
 1999                       $   500   $  1,330   $     (1,330) $   500



               See accompanying notes to financial statements.
                                      4

                       MAYFORD ACQUISITION CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF CASH FLOWS
                      FOR THE PERIOD FROM MARCH 24, 1999
                       (INCEPTION) TO DECEMBER 31, 1999


CASH FLOWS FROM
 OPERATING ACTIVITIES:

Net loss                                             $   (1,330)
Adjustment to reconcile net loss
 to net cash used by operating activities:

Capitalized expenses                                      1,330

 Net cash used in operating activities                     -

CASH FLOWS FROM INVESTING ACTIVITIES                       -

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from issuance of common stock                   500

 Net cash provided by financing activities                  500

INCREASE IN CASH AND CASH EQUIVALENTS                       500

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD            -

CASH AND CASH EQUIVALENTS - END OF PERIOD            $      500



               See accompanying notes to financial statements.
                                      5
                       MAYFORD ACQUISITION CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 1999

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        A.  Organization and Business Operations

        Mayford Acquisition Corporation (a development stage company) ("the Company") was incorporated in Delaware on March 24, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At December 31, 1999, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising. The Company's fiscal year end is December 31.

        The Company's ability to commence operations is contingent upon its ability to identify a prospective target business and raise the capital it will require through the issuance of equity securities, debt securities, bank borrowings or a combination thereof.

        B.  Use of Estimates

        The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          C.  Cash and Cash Equivalents

        For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.


                                      6

                       MAYFORD ACQUISITION CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 1999

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONT'D)

          D.  Income Taxes

        The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ending December 31, 1999.

NOTE  2 - STOCKHOLDER'S EQUITY

        A.  Preferred Stock

        The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

        B.  Common Stock

        The Company is authorized to issue 100,000,000 shares of common stock at $.0001 par value. The Company issued 5,000,000 shares of its common stock to TPG Capital Corporation ("TPG") pursuant to Rule 506 for an aggregate consideration of $500.


                                      7

                       MAYFORD ACQUISITION CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 1999


NOTE  2 - STOCKHOLDER'S EQUITY - (CONT'D)

          C.  Additional Paid-In Capital

        Additional paid-in capital at December 31, 1999 represents the fair value of the amount of organization and professional costs incurred by TPG on behalf of the Company. (See Note 3)

NOTE 3 - AGREEMENT

        On March 24, 1999, the Company signed an agreement with TPG, a related entity (See Note 4). The Agreement calls for TPG to provide the following services, without reimbursement from the Company, until the Company enters into a business combination as described in
        Note 1A:

        1. Preparation and filing of required documents with the Securities and Exchange Commission.
        2.  Location and review of potential target companies.
        3. Payment of all corporate, organizational, and other costs incurred by the Company.

NOTE 4 - RELATED PARTIES

        Legal counsel to the Company is a firm owned by a director of the Company who also owns a controlling interest in the outstanding stock of TPG. (See Note 3)









                                      8

  ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

        There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.


                                PART III

  ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE
              EXCHANGE ACT

        The Directors and Officers of the Company are as follows:

       Name               Age         Positions and Offices Held
   -----------------             -----------
   James M. Cassidy       64           President, Secretary, Director

   There are no agreements or understandings for the officer or director to resign at the request of another person and the above-named officer and director is not acting on behalf of nor will act at the direction of any other person.

        Set forth below is the name of the director and officer of the Company, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

   JAMES MICHAEL CASSIDY, ESQ., LL.B., LL.M., received a Bachelor of Science in Languages and Linguistics from Georgetown University in 1960, a Bachelor of Laws from The Catholic University School of Law in 1963, and a Master of Laws in Taxation from The Georgetown University School of Law in 1968. From 1963-1964, Mr. Cassidy was law clerk to the Honorable Inzer
  B. Wyatt of the United States District Court for the Southern District of New York. From 1964-1965, Mr. Cassidy was law clerk to the Honorable Wilbur K. Miller of the United States Court of Appeals for the District of Columbia. From 1969-1975, Mr. Cassidy was an associate of the law firm of Kieffer & Moroney and a principal in the law firm of Kieffer & Cassidy, Washington, D.C. From 1975 to date, Mr. Cassidy has been a principal in the law firm of Cassidy & Associates, Washington, D.C. and its predecessors, specializing in securities law and related corporate and federal taxation matters. Mr. Cassidy is a member of the bars of the District of Columbia and State of New York and is admitted to practice before the United States Tax Court and the United States Supreme Court.

  OTHER SIMILAR COMPANIES

        James M. Cassidy, the president of the Company, has been and is currently involved with companies similar to this one.
  The initial business purpose of each of these companies was or is to engage in a business combination with an unidentified company or companies.

  CONFLICTS OF INTEREST

        A conflict may arise in the event that a similar company with which Mr. Cassidy is affiliated also actively seeks a target company. It is anticipated that target companies will be located for the Company and other similar companies in chronological order of the date of formation of such companies or, in the case of companies formed on the same date, alphabetically. However, other companies may differ from the Company in certain items such as place of incorporation, number of shares and shareholders, working capital, types of authorized securities, or other items. It may be that a target company may be more suitable for or may prefer a certain company formed after the Company. In such case, a business combination might be negotiated on behalf of the more suitable or preferred similar company regardless of date of formation. However, Mr. Cassidy's beneficial and economic interest in all similar companies with which he is currently involved is identical.

   Mr. Cassidy is the principal of Cassidy & Associates, a law firm located in Washington, D.C. As such, demands may be placed on the time of Mr. Cassidy which would detract from the amount of time he is able to devote to the Company. Mr. Cassidy intends to devote as much time to the activities of the Company as required. However, should such a conflict arise, there is no assurance that Mr. Cassidy would not attend to other matters prior to those of the Company.

   The terms of business combination may include such terms as Mr. Cassidy remaining a director or officer of the Company and/or the continuing securities or other legal work of the Company being handled by the law firm of which Mr. Cassidy is the principal. The terms of a business combination may provide for a payment by cash or otherwise to TPG Capital Corporation for the purchase of its common stock by a target business. Mr. Cassidy would directly benefit from such employment or payment. Such benefits may influence Mr. Cassidy's choice of a target business.

   Management may agree to pay finder's fees, as appropriate and allowed, to unaffiliated persons who may bring a target business to the Company where that reference results in a business combination. The amount of any finder's fee will be subject to negotiation, and cannot be estimated at this time. No finder's fee will be paid to the management or promoters of the Company, or to their associates or affiliates. No loans of any type have, or will be, made to management or promoters of the Company or to any of their associates or affiliates.

   The Company will not enter into a business combination, or acquire any assets of any kind for its securities, in which management or promoters of the Company, or any affiliates or associates have any interest, direct or indirect.

   There are no binding guidelines or procedures for resolving potential conflicts of interest. Failure by management to resolve conflicts of interest in favor of the Company could result in liability of management to the Company. However, any attempt by shareholders to enforce a liability of management to the Company would most likely be prohibitively expensive and time consuming.

  ITEM 10.  EXECUTIVE COMPENSATION

        The Company's officer and director does not receive any compensation for his services rendered to the Company, nor has he received such compensation in the past. Further, the officer and director is not accruing any compensation pursuant to any agreement with the Company.

   The officer and director of the Company will not receive any finder's fee as a result of his efforts to implement the Company's business plan outlined herein. However, the officer and director of the Company anticipates receiving benefits as a beneficial shareholder of the Company and as a principal of TPG Capital Corporation.

        No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth, as of December 31, 1999, each person known by the Company to be the beneficial owner of five percent or more of the Company's common stock and the director and officer of the Company. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

   Name and Address              Amount of Beneficial      Percent of
   of Beneficial Owner           Ownership                 Outstanding Stock

  TPG Capital Corporation        5,000,000                 100%
  1504 R Street, N.W.
  Washington, D.C. 20009

  James M. Cassidy(1)            5,000,000                 100%
  1504 R Street, N.W.
  Washington, D.C. 20009

  All Executive Officers and
  Directors as a Group
    (1 Person)                   5,000,000                 100%

  (1) Mr. Cassidy is the sole director and controlling shareholder of TPG Capital Corporation and is therefore considered the beneficial owner of the 5,000,000 shares of common stock owned by it.

  ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        On March 25, 1999, the Company issued a total of 5,000,000 shares of Common Stock to the following entity for a total of $500 in cash:

                                    NUMBER OF        TOTAL
        NAME                        SHARES           CONSIDERATION

TPG Capital Corporation             5,000,000        $500

        The Board of Directors has passed a resolution which contains a policy that the Company will not seek an acquisition or merger with any entity in which the Company's officer, director or shareholder or their affiliates or associates serve as officer or director or hold any ownership interest. Management is not aware of any circumstances under which this policy may be changed.

  ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)   Exhibits

        (b) There were no reports on Form 8-K filed by the Company during the quarter ended December 31, 1999.

                               SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     MAYFORD ACQUISITION CORPORATION


                    By:    /s/ James M. Cassidy
                          James M. Cassidy, President

  Dated:  March 29, 2000


          Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  NAME                                                 OFFICE


James M. Cassidy                                 Director