Form 10QSB
period 2000-06-30
CCM MANUFACTURING TECHNOLOGIES INC
filed 2000-08-30
CIK 1100381

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2000

   OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from        to


                         Commission file number 0-28681

                      CCM MANUFACTURING TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                  52-2201514
-------------------------------                  -------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)


                               15635 Vision Drive
                         Pflugerville, Texas 78660-3203
               ---------------------------------------------------
               (Address of principal executive offices (zip code))

                                  512/251-3484
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X            No

As of August 25, 2000, 16,227,083 shares of the Registrant's common stock, $0.0001 par value, were outstanding.

                      CCM MANUFACTURING TECHNOLOGIES, INC.
                                      INDEX

PART 1 - FINANCIAL INFORMATION                                         Page No.
                                                                      --------
Item 1.  Financial Statements

         Consolidated Balance Sheets at June 30, 2000 (unaudited)
         and December 31, 1999                                               3

         Consolidated Statements of Operations for the periods ended
         June 30, 2000 and 1999 (unaudited)                                  5

         Consolidated Statements of Cash Flows for the periods ended
         June 30, 2000 and 1999 (unaudited)                                  6

         Notes to Consolidated Financial Statements                          8

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                              10

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  10

Item 2.  Changes in Securities and Use of Proceeds                          10

Item 3.  Defaults Upon Senior Securities                                    11

Item 4.  Submission of Matters to a Vote of Security Holders                11

Item 5.  Other Information                                                  11

Item 6.  Exhibits and Reports on Form 8-K                                   11

SIGNATURES                                                                  12

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                      CCM MANUFACTURING TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                                         (Unaudited)
                                                                        June 30, 2000     December 31, 1999
                                                                      -----------------   ------------------
                                        ASSETS
CURRENT ASSETS
    Cash and cash equivalents....................................     $          33,255   $           11,649
    Accounts receivable, net of allowance for doubtful
    Accounts of $0 and $9,197 at June 30, 2000 and
    December 31, 1999, respectively..............................               363,140              545,433
    Inventories...................................................              500,991              603,485
    Prepaid expenses..............................................               11,009               35,107
                                                                      -----------------   ------------------
          Total current assets....................................              908,395            1,195,674

PROPERTY AND EQUIPMENT
    Machinery and equipment.......................................            1,072,867            1,072,867
    Furniture and fixtures........................................               47,617               47,617
    Automobiles...................................................                1,500                1,500
    Leasehold improvements........................................                  896                  896
                                                                      -----------------   ------------------
                                                                              1,122,880            1,122,880
    Accumulated depreciation and
       Amortization...............................................             (928,880)            (884,763)
                                                                      -----------------   ------------------
            Net property and equipment............................              194,000              238,117

OTHER ASSETS......................................................               33,887               33,219

EXCESS OF COST OVER FAIR VALUE OF NET
    ASSETS OF COMPANIES ACQUIRED, net.............................            1,746,321            1,843,339
                                                                      -----------------   ------------------
TOTAL ASSETS......................................................    $       2,882,603   $        3,310,349
                                                                      =================   ==================

   The accompanying notes are an integral part of these financial statements.

                      CCM MANUFACTURING TECHNOLOGIES, INC.
                     CONSOLIDATED BALANCE SHEETS - Continued


                                                                        (Unaudited)
                                                                       June 30, 2000      December 31, 1999
                                                                     -----------------   ------------------
                    LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Line of credit................................................    $        182,167     $        252,257
    Current portion of long-term debt.............................             577,661              200,000
    Notes payable to shareholders.................................             681,853            1,142,698
    Current portion of capital lease obligations..................              44,833               42,792
    Accounts payable..............................................             792,502            1,035,706
    Accrued liabilities...........................................           1,033,573            1,044,711
    Deferred compensation.........................................             116,250            1,852,000
                                                                      ----------------     ----------------
       Total current liabilities..................................           3,428,839            5,570,164

LONG TERM LIABILITIES
Long term debt, less current portion..............................                   -              391,667
Capital lease obligations, less current portion...................              69,458               96,045
                                                                      ----------------     ----------------
       Total long term liabilities................................              69,458              487,712
                                                                      ----------------     ----------------
    Total liabilities.............................................           3,498,297            6,057,876
                                                                      ----------------     ----------------

SHAREHOLDERS' DEFICIT
    Preferred stock, $0.0001 par value, 30,000,000 shares
       authorized, 2,972,504 and 1,375,413 shares issued and
       outstanding at June 30, 2000 and December 31, 1999,
       respectively (liquidation preference of $4,458,756
       and $825,248 at June 30, 2000 and December 31, 1999,
       respectively)..............................................                 297                  138
    Class A common stock., $0.0001 par value, 60,000,000 shares authorized, 16,227,083 and 11,812,500 shares issued and
       outstanding at June 30, 2000 and December 31, 1999,
       respectively...............................................               1,623                1,181
    Class B common stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding at June 30, 2000
       and December 31, 1999......................................                   -                    -
    Additional paid-in-capital....................................           4,446,946            1,051,047
    Accumulated deficit...........................................          (5,064,560)          (3,799,893)
                                                                      ----------------     ----------------
       Total shareholders' deficit................................            (615,694)          (2,747,527)
                                                                      ----------------     ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT.......................    $      2,882,603     $      3,310,349
                                                                      ================     ================


   The accompanying notes are an integral part of these financial statements.

                      CCM MANUFACTURING TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   Unaudited)


                                                      Three Months Ended June 30           Six Months Ended June 30
                                                      ----------------------------     ---------------------------------
                                                             2000         1999              2000            1999
                                                             ----         ----              ----            ----
Net Sales                                             $    712,358    $    867,826     $  1,515,025     $ 1,776,086

Cost of sales                                              921,386         675,694        1,853,870       1,369,727
                                                      -------------   -------------    --------------   -------------
Gross Profit (loss)                                       (209,028)        192,132         (338,845)        406,359

Selling, general and administrative                        437,999         380,286          835,355         554,389
                                                      -------------   -------------    --------------   -------------

Income (loss) from operations                             (647,027)       (188,154)      (1,174,200)       (148,030)

Other income (expenses)
    Interest expense                                       (76,656)        (30,850)         (92,028)        (51,062)
    Other, net                                                 (72)            627            1,561          (1,592)
                                                      -------------   -------------    -------------    -------------
Total other income (expensess)                             (76,728)        (30,223)         (90,467)        (52,654)
                                                      -------------   -------------    -------------    -------------
Income (loss) before provision
     for income taxes                                     (723,755)       (218,377)      (1,264,667)       (200,684)

Provision for income taxes                                                       -                                -
                                                      -------------   -------------    -------------    -------------

Net income (loss)                                     $   (723,755)   $   (218,377)      (1,264,667)    $  (200,684)
                                                      =============   =============    =============    =============
Net income (loss) attributable
    to common stockholders                            $   (723,755)   $   (218,377)      (1,264,667)    $  (200,684)
                                                      =============   =============    =============    =============

Basic and diluted net income (loss) per share
    attributable to common stockholders                               $      (0.01)                     $     (0.01)
                                                     =============   =============    =============    =============
Number of weighted average shares
    of common stock outstanding                                         16,227,083                       16,227,083
                                                     =============   =============    =============    =============



   The accompanying notes are an integral part of these financial statements.

                      CMM MANUFACTURING TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                 Six Month Ended
                                                                                     June 30
                                                                                -----------------
                                                                             2000                  1999
                                                                       --------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                      $  (1,264,667)        $    (200,684)
Adjustments to reconcile net income (loss) to net cash
    provided (used) by operating activities:
    Depreciation and amortization.....................................        44,117                34,102
    Amortization of excess of net assets
         of companies acquired over cost..............................        97,018                19,416
    Change in operating assets and liabilities
       Accounts receivable............................................       182,294              (196,609)
       Inventories....................................................       102,494              (232,678)
       Prepaid expenses...............................................        24,098                (1,970)
       Other assets...................................................          (668)               (1,655)
       Accounts payable...............................................      (243,204)              367,451
       Accrued expenses...............................................       (11,139)              (32,228)
       Deferred compensation..........................................       232,500                     -
                                                                       --------------        --------------
        Cash flows provided (used) by operating activities                  (837,157)             (244,855)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment...............................             -                  (652)
                                                                       --------------        --------------
       Cash flows used in investing activities                                     -                  (652)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of preferred stock.............................       928,250                     -
    Net activity on line of credit....................................       (70,090)               17,107
    Additional capital contributed....................................             -                62,000
    Proceeds from long-term debt......................................       154,869                     -
    Repayment of long-term debt.......................................      (168,875)                    -
    Payments on capital leases........................................       (24,546)              (16,577)
    Net proceeds (payments) on notes payable to shareholders..........        39,155               166,456
                                                                       --------------        --------------
       Cash flows provided by financing activities                           858,763               228,986
                                                                       --------------        --------------
Net increase (decrease) in cash and cash equivalents                          21,606               (16,521)

Cash and cash equivalents, beginning of period                                11,649                20,068
                                                                       --------------        --------------
Cash and cash equivalents, end of period                               $      33,255         $       3,547
                                                                       ==============        ==============



   The accompanying notes are an integral part of these financial statements.

                      CMM MANUFACTURING TECHNOLOGIES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                                   (Unaudited)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES



                                                                                      Six Month Ended
                                                                                          June 30

                                                                                  ---------------------
                                                                              2000                      1999
                                                                              ----                      ----
Issuance of Class A common stock in lieu of payment of
    Class A deferred compensation                                         $1,968,250               $       -
                                                                          ==========               ============
Issuance of Class A common stock in exchange for
     Note payable to shareholders; retirement of                          $ 500,000                $       -
                                                                          ==========               ============


                      CCM Manufacturing Technologies, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - Basis of Presentation

The accompanying unaudited financial statements of CCM Manufacturing Technologies, Inc. ("Company") and subsidiaries have been prepared from the records of the Company in accordance with generally accepted accounting principles. These financial statements reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company's Forms 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 1999. The current interim period reported herein should be read in conjunction with the Company's Forms 10-KSB subject to independent audit at the end of the year.

The results of operations for the three months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

NOTE B - GOING CONCERN

The consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company incurred a net loss of $1,264,667 during the six-month period ended June 30, 2000. Cash used by operating activities for the same period aggregated $837,157. Current liabilities at June 30, 2000 of $3,428,839 exceed current assets of $908,395 by $2,520,444. Total liabilities at June 30, 2000 of $3,498,297 exceed total assets of $2,882,603 by $615,694. The Company's continued existence depends upon the success of management's efforts to raise the additional capital necessary to meet the Company's obligations as they come due and to obtain sufficient capital to execute its business plan. The Company intends to obtain additional capital primarily through the issuance of preferred stock. There can be no degree of assurance given that the Company will be successful in completing additional financing transactions. The consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.

NOTE C - INCOME (LOSS) PER SHARE

Basic net income per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares and common stock equivalents outstanding for the period. CCM's common stock equivalents are not included in the diluted loss per share for June 30, 2000 and 1999 as they are antidilutive. Therefore, diluted and basic loss per share is identical.

NOTE D - INVENTORIES

Inventories consist of the following:
                                     June 30                  December 31
                                      2000                       1999
                               ------------------         -----------------
          Raw materials         $         82,130          $    530,959
          Work-in process                346,335                     -
          Finished goods                  72,526                72,526
                               ------------------         -----------------
                                $        500,991          $    603,485
                               ==================         =================

NOTE E - LINE OF CREDIT

Line of credit at June 30, 2000 consists of a $500,000 revolving credit agreement with a financial institution with monthly interest payments at prime rate plus 5.5% and all outstanding principal and interest due at maturity, December 30, 2000. At June 30, 2000 $182,167 was outstanding under this agreement. The line of credit is collateralized by accounts receivable, inventory and equipment, and personally guaranteed by certain shareholders.

NOTE F - NOTES PAYABLE TO SHAREHOLDERS

The Company has unsecured note payables, due to several shareholders totaling $681,853 at June 30, 2000. The notes bear interest at 9.5% per annum and payments are made as cash flow permits with the total outstanding balance of principal and accrued interest due September 2, 2000.

NOTE G - LONG TERM DEBT

Long-term debt at December 31, 1999 consists of the following:


    Installment note payable to financial institution, due in monthly installments of $8,333, including interest at the 30 day rate of commercial paper plus 3.25%, matures August 2004, secured by all assets of the Company
    excluding accounts receivable and inventory                                        $ 429,667

    Installment note payable to financial institution, due in weekly principal installments of $2,000, interest is payable monthly at the prime rate plus
    5.5% matures December 2000,secured by accounts receivable, inventory, and equipment and personally guaranteed by certain shareholders
    (cross-collateralized with the line of credit)                                        50,000

    Installment note payable to vendor due in monthly installments of $20,092 including 10% interest, matures November 20, 2000, secured by certain
    inventories                                                                           97,994
                                                                                       ---------
                                                                                         577,661

    Less current portion                                                                 577,661
                                                                                       ---------
    Long-term debt, less current portion                                               $     -
                                                                                       ==========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to provide an analysis of the Company's financial condition and plan of operation and should be read in conjunction with the Company's financial statements and the notes thereto. The matters discussed in this section that are not historical or current facts deal with potential future circumstances and developments. Such forward-looking statements include, but are not limited to, the development plans for the growth of the Company, trends in the results of the Company's development, anticipated development plans, operating expenses and the Company's anticipated capital requirements and capital resources. The Company's actual results could differ materially from the results discussed in the forward-looking statements.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Exchange Act of 1934. Although the Company believes that the expectations reflected in the forward-looking statements and the assumptions upon which the forward-looking statements are based are reasonable, it can give no assurance that such expectations and assumptions will prove to be correct.

         Other factors that could adversely affect forward-looking statements include the level of overall growth in the electronics industry, the Company's ability to integrate and extract value from acquired operations, the Company's ability to secure new customers and maintain its current customer base, the results of cost reduction efforts, material cost fluctuations and the adequate availability of components and related parts for production, the effect of changes in average selling prices, the risk of customer delays or cancellations in both on-going and new programs, the effect of start-up costs related to new programs and facilities, the overall economic conditions, the impact of increased competition, the ability to attract and retain both technical and management personnel and other factors and risks detailed herein and in the Company's other Securities and Exchange Commission filings.

GENERAL

          CCM Manufacturing Technologies, Inc. is a contract service provider of design, manufacturing and testing services to the electronics industry, headquartered in Austin, Texas. Through its wholly owned subsidiary, Syntec Corporation, the Company provides product realization services to original equipment manufacturers in the industrial, computer and telecommunications industries. The Company offers a full range of services including product development and design, material procurement and management, prototyping, assembly, testing, manufacturing, final system box build, distribution and after market support. CCM is a certified minority business enterprise (MBE) by the National Minority Supplier Development Council (NMSDC) and a certified Historically Underutilized Business (HUB) by the State of Texas.

       The Company's contract manufacturing services are provided on a turnkey basis, where the Company procures certain or all of the materials required for product assembly. Turnkey services include material procurement and warehousing, in addition to manufacturing, and involve greater resource investment and inventory risk management than consignment services. Turnkey manufacturing currently represents almost all of the Company's sales. Turnkey sales typically generate higher net sales and higher gross profit dollars with lower gross margin percentages than consignment sales due to the inclusion of component costs, and related markup, in the Company's net sales. However, the Company takes on the risk of inventory management, and a change in component costs can directly impact the average selling price, gross margins and the Company's net sales. Due to the nature of turnkey manufacturing, the Company's quarterly and annual results are affected by the level and timing of customer orders, fluctuations in materials costs, and the degree of automation used in the assembly process.

         Since a substantial portion of the Company's sales are derived from turnkey manufacturing, net sales can be negatively impacted by component shortages and their lead-times. Shortages of key electronic components which are provided directly from customers or suppliers and their lead-times can cause manufacturing interruptions, customer rescheduling issues, production downtime and production set-up and restart inefficiencies. From time to time, allocations of components can be an integral part of the electronics industry and component shortages and extended lead-time issues can occur with respect to specific industries or particular components (such as memory and logic devices). In such cases, supply shortages could substantially curtail production of some or all assemblies utilizing a particular component. In addition, at various times industry wide shortages of electronic components have occurred, particularly for memory and logic devices. Over the past twelve plus months the marketplace for certain electronic components, primarily in the telecommunications and wireless markets (in particular flash memory, tantalum capacitors, and SAW filters), has tightened from recent periods. In addition, recent tightening has occurred with complex, high layer count (12 layers and above) raw printed circuit boards (PCBs). This has resulted in the extension of certain component lead-times, increased pricing and in certain instances has resulted in the allocation of such components by the suppliers. In response to this dynamic environment, the Company has initiated a plan whose primary purpose is to create strong supplier alliances to assure a steady flow of components at competitive prices, and mitigate shortages. The Company has established strategic relationships with key component suppliers to improve shortage and pricing issues. However, because of the limited number of suppliers for certain electronic components and whether further tightening in the marketplace for components could result in missed deliveries or de-commits from our suppliers, along with other supply and demand concerns, the Company can neither eliminate component shortages nor determine the timing or impact of such shortages on the Company's results. In addition, because we provide our customers component procurement services, we may bear the risk of price increases for these components if we are unable to purchase them at the same price that we agree with our customer on the pricing for the components. As a result, the Company's sales and profitability can be affected from period to period. In order to attempt to mitigate the Company's financial risk of component price increases, the Company regularly reviews and adjusts for price fluctuations with customers.

         Many of the industries for which the Company currently provides electronic products are subject to rapid technological changes, product obsolescence, increased competition, and pricing pressures. These and other factors which affect the industries or the markets that the Company serves, and which affect any of the Company's major customers in particular, could have a material adverse effect on the Company's results of operations. The Company depends on a relatively small number of customer for the majority of its revenues - the result of a strategic business decision made in 1999. The Company began transitioning its customer base during the past year, to implement the new strategy, ensure customer focus, and balance current production capabilities with the growth objectives. This transition involved moving towards developing long-term relationships with select original equipment manufacturers ("OEMs") with whom the Company could develop significant synergies. The Company's status as a certified minority business enterprise (MBE) is a key differentiator, especially in the communications industry. XEL Communications, Inc. is the first OEM to select CCM as one of their EMS providers with the anticipation of leveraging the minority manufactured content provided by the Company as a competitive differentiator.

         The Company has no long-term volume commitments from its customers, and lead-times for customer orders and product-life cycles continue to contract. Although the Company obtains firm purchase orders and/or schedules from its customers, they typically do not make firm orders for delivery of products more than 30 to 90 days in advance. The Company does not believe that the backlog of expected product sales covered by firm purchase orders is a meaningful measure of future sales since orders may be canceled and volume levels can be changed or delayed at any time. The timely replacement of delayed, canceled or reduced programs with new business cannot be assured. In recent periods, an increasing percentage of the Company's sales have been sales to its largest customers, which may increase the Company's dependence upon them. Because of these and other factors, there can be no assurance that the Company's historical sales growth rate will continue.

          The Company participates within the electronic manufacturing services ("EMS") segment of the electronics industry. This segment is currently growing at a faster rate than the overall electronics industry, being spurred by the wave of manufacturing outsourcing by communications OEMs. The EMS segment is comprised of a large number of companies, with only a few attaining significant market share. The Company's growth plan calls for a mix of both internal growth
- fueled by increased business from some current key customers combined with an expansion in the overall customer base through focused prospecting - and external growth gained through the acquisition of businesses that complement the Company's model and strategy by delivering incremental capabilities, vertical integration, or geographic coverage.

         The Company believes that its growth has been achieved in significant part by its approach to partnering with customers. In order to achieve expanded sales growth, the Company must continue to generate additional sales from existing customers from both current and future programs, and must successfully market to new customers. In addition, the Company must continue to attract and retain top quality product development engineers in order to continue to expand its design and development services. Because of these and other factors, there can be no assurance that the Company's historic growth rate or profitability levels will continue.

         Start-up costs and the management of labor and equipment efficiencies for new programs and new customers can have an effect on the Company's gross margins. Due to these and other factors, gross margins can be negatively impacted early on in the life cycle of new programs. In addition, labor efficiency and equipment utilization rates ultimately achieved and maintained by the Company for new and current programs impact the Company's gross margins.

          The Company continues to look for opportunities for geographical expansion that will improve the Company's ability to provide services to its customers. Geographical expansion and growth by acquisition can have an effect on the Company's operations. The successful integration and operation of an acquired business, requires communication and cooperation among key managers, along with the transition of customer relationships. Acquisitions also involve risks including the retention of key personnel and customers, the integration of information systems and purchasing operations, the management of an increasingly larger and more geographically dispersed business, and the diversion of management's attention from other ongoing business concerns. In addition, while the Company anticipates cost savings, operating efficiencies and other synergies as a result of its acquisitions, the consolidation of functions and the integration of departments, systems and procedures present significant management challenges. The Company cannot assure that it will successfully accomplish those actions as rapidly as expected. Also, the Company cannot assure the extent to which it will achieve cost savings and efficiencies in any transaction or expansion. There can be no assurance that the Company will successfully manage the integration of new locations or acquired operations, and the Company may experience certain inefficiencies that could negatively impact the results of operations or the Company's financial condition. Additionally, no assurance can be given that any past or future acquisition by the Company will enhance the Company's business.

         The Company operates in a highly competitive industry. The Company faces competition from a number of domestic and foreign electronic manufacturing services companies, some with financial and manufacturing resources significantly greater than the Company's. The Company also faces competition in the form of current and prospective customers that have the capabilities to develop and manufacture products internally. In order to remain a viable alternative, the Company must continue to enhance its total engineering and manufacturing technologies.

RESULTS OF OPERATIONS

Net Sales

          Net sales for the three months ended June 30, 2000, decreased 18% to $712,358 from $867,826 for the same period in the prior fiscal year. Net sales for the six months ended June 30, 2000, decreased $261,061 from $1,776,086 to $1,515,025 for the same fiscal period in the prior fiscal year. The decrease in Net Sales during these two comparative time frames was due primarily to a severe industry wide material/components shortage, which in turn effected the company's cash flow and subsequent ability to procure additional parts inventory. Customer backlog grew to over $1.6 million by May 31, 2000 before closing out at $1.3 million at the end of June 30, 2000. The Company believes that it has made significant progress in alleviating the materials/components shortage issues by establishing strategic alliances with some of the industries largest materials/components suppliers.

Gross Profit

          Gross profit decreased to ($209,028) for the three months ended June 30, 2000 from $192,132 for the same period in the prior fiscal year. Gross profit decreased to ($338,845) for the six months ended June 30, 2000 from

$406,359 for the same period in the prior fiscal year. The decrease in gross profit was due primarily to an increase in materials/components costs due to the industry wide material/components shortage and a 15% increase in personnel in the direct/indirect labor module, and manufacturing burden. The Company's gross margin also reflects a number of factors which can vary from period to period, including product mix, the level of start-up costs and efficiencies of new programs, product life cycles, sales volumes, price erosion within the electronics industry, capacity utilization for surface mount and other equipment, labor costs and efficiencies, the management of inventories, component pricing and shortages, average sales prices, the mix of turnkey and consignment business, fluctuations and timing of customer orders, changing demand for customer's products and competition within the electronics business.

Operating Expenses

          Selling, general and administrative (SG&A) expenses increased 15% to $437,999 for the three months ended June 30, 2000 from $380,286 for the same period in the prior fiscal year. SG&A increased $280,966 to $835,355 for the six months ended June 30, 2000 from $554,389 for the same period in the prior fiscal year. The increase in absolute dollars reflects the Company's planned increase in its sales and marketing efforts, coupled with increase in personnel in the purchasing and engineering departments. Also reflected in this section is deferred compensation expense that is being accrued for certain officers of the company. Other costs reflected in this category are professional fees of $100,210 for the six months ended June 30, 2000 directly attributable to the Reverse Merger (going public process) that was not an issue during the same period in the prior fiscal year. The Company anticipates that future GS&A expenses will increase in absolute dollars as the company continues to expand these support areas.

Net Income

          Net income (loss) increased to ($723,755) for the three months ended June 30, 2000 from ($218,377) for the same period in the prior fiscal year. Net income (loss) increased to ($1,264,667) for the six months ended June 30, 2000 from ($200,684) for the same period in the prior fiscal. Of the current six months ended June 30, 2000 net loss from operations, approximately $373,635 was due to non-cash charges and for accrual of deferred compensation.

LIQUIDITY AND CAPITAL RESOURCES

           Cash flows used in operating activities were $837,157 for the six month period ending June 30, 2000 compared to $244,855 for the same period in the prior fiscal year. Cash from operations was used primarily by increases in cost of good sold, and selling, general, and administrative expenses. Additional cash to finance operations came from the proceeds of sale of preferred stock.

          The Company utilizes available cash, debt and operating leases to fund its operational needs. The Company utilizes operating leases primarily in situations where technical obsolescence concerns are determined to out weigh the benefits of financing the equipment purchase.

          Because the Company's cash needs have increased significantly, the Company expects to renegotiate and increase the size of its credit agreements with its banks in the near term so as to provide sufficient funding levels for anticipated working capital needs to support growth, significant expansion of its current facilities and for potential additional acquisitions. The Company's credit facilities, its leasing capabilities, cash and short-term investments and projected cash from operations should be sufficient to meet its working capital and capital requirements through fiscal 2000 and the foreseeable future. As the Company reviews its capital needs, the Company may seek to raise additional capital through the issuance of either public or private equity securities to finance anticipated future growth.

          While there can be no assurance that future financing will be available on terms acceptable to the Company, the Company may seek to raise additional capital through the issuance of either public or private debt or equity securities to finance future acquisitions. Debt financing may require the Company to pledge assets as collateral. Equity financing may result in dilution to stockholders. Failure to arrange additional financing could affect the Company's ability to continue to expand its operations.

         The Company has not paid dividends on its common stock, but has reinvested its earnings to support its working capital and expansion requirements. The Company intends to continue to utilize its earnings in the development and expansion of the business and does not expect to pay cash dividends in the foreseeable future.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of any proceedings contemplated against it.

ITEM 2.  CHANGES IN SECURITIES

The following information is given with respect to all unregistered securities sold or issued by the Company in the period covered by this report:

On June , 2000, the Company issued 300,000 restricted shares of its common stock to TPG Capital Corporation, the sole shareholder of Mayford Acquisition Corporation, pursuant to an Agreement and Plan of Reorganization between Syntec Acquistion Corporation and Mayford Acquisition Corporation in exchange for 99.9% of the outstanding shares of common stock of Syntec Acquisition Corporation. These shares were issued by the Company pursuant to Section 4(2) of the Securities Act of 1933.


Subsequent Events:

On July 13, 2000, pursuant to an Agreement and Plan of Reorganization between Mayford Acquisition Corporation ("Mayford"), Syntec Acquisition Corporation ("Syntec") and the owners of the outstanding shares of Syntec, Mayford acquired 99.9% of the outstanding shares of Syntec from the shareholders thereof in an exchange of stock at a ratio of one share of Syntec stock for 2.5 shares of identical class of shares of Mayford, for an aggregate issuance of 16,208,333 shares of Class A common stock of Mayford and 2,972,504 shares of the Series A preferred stock of Mayford. The outstanding warrants and options of Syntec and other outstanding rights to purchase shares of common stock of Syntec represent the right to purchase the equivalent number of shares of common stock of Mayford (subject to the adjustment provisions therein). On July 14, 2000, pursuant to an Agreement and Plan of Merger between Mayford and its subsidiary, Syntec, Syntec was merged with and into Mayford. In connection with the merger, Mayford changed its name to "CCM Manufacturing Technologies, Inc.". Effective as of July 14, 2000, the officer and director of Mayford resigned and certain other persons became the officers and directors of the Company, as described in the Current Report on Form 8-K filed on July 19, 2000.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 Not applicable.

ITEM 5.  OTHER INFORMATION

 Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         4.1 - Current Report on Form 8-K filed by the Company on June 28, 2000, and incorporated herein by reference.

         4.2 - Current Report on Form 8-K filed by the Company on July 19, 2000 and incorporated herein by reference.

 (b)     Reports on Form 8-K

         On June 28, 2000, the Company filed a Current Report on Form 8-K (file No. 000-28681) reporting the acquisition by Syntec of the outstanding shares of common stock of Mayford from the shareholder thereof in an exchange for an aggregate of 120,000 restricted shares of common stock of Syntec. No audited financial statements were filed therewith.
         On July 19, 2000, the Company filed a Current Report on Form 8K reporting the acquisition by Mayford of 99.9% of the outstanding shares of Syntec from the shareholders thereof in an exchange of stock at a ratio of one share of Syntec stock for 2.5 shares of identical class of shares of Mayford, for an aggregate issuance of 16,227,083 shares of Class A common stock of Mayford and 2,972,504 shares of the Series A preferred stock of Mayford. The outstanding warrants and options of Syntec and other outstanding rights to purchase shares of common stock of Syntec represent the right to purchase the equivalent number of shares of common stock of Mayford (subject to the adjustment provisions therein). The Company's Current Report on Form 8-K, filed on July 19, 2000, further reported the Company's name change from "Mayford Acquisition Corporation" to "CCM Manufacturing Technologies, Inc."



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CCM Manufacturing Technologies, Inc.


                                 By: /s/ Jaime Munoz
                                     ----------------------
                                         President

Dated: August 28, 2000