Form 10QSB/A
period 2000-06-30
CCM MANUFACTURING TECHNOLOGIES INC
filed 2000-11-06
CIK 1100381

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB/A
(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

 OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission file number 0-28681

                     CCM MANUFACTURING TECHNOLOGIES, INC.
                        -------------------------------
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

         Delaware                                         52-2201514
-------------------------------                         ---------------
(State or other jurisdiction of                         (I.R.S.Employer
incorporation or organization)                         Identification No.)



                              15635 Vision Drive
                        Pflugerville, Texas 78660-3203
              ---------------------------------------------------
              (Address of principal executive offices (zipcode))

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

Yes         No  X

As of October 11, 2000, 13,527,083 shares of the registrants common stock, $0.0001 par value were outstanding.

             CCM MANUFACTURING TECHNOLOGIES, INC. AND SUBSIDIARIES
                  (FORMERLY MAYFORD ACQUISITION CORPORATION)
                                     INDEX

PART 1  -  FINANCIAL INFORMATION                                                       Page No.
                                                                                       --------
Item 1. Financial Statements

        Consolidated Balance Sheets at June 30, 2000 (unaudited)
        and December 31, 1999                                                                 3

        Consolidated Statements of Operations for the six and three months ended
        June 30, 2000 and 1999 (unaudited)                                                    5

        Consolidated Statements of Cash Flows for the six months ended
        June 30, 2000 and 1999 (unaudited)                                                    6

        Notes to Consolidated Financial Statements                                            8

Item 2. Management's Discussion and Analysis or Plan of Operation                            10

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                                    14

Item 2. Changes in Securities and Use of Proceeds                                            14

Item 3. Defaults Upon Senior Securities                                                      14

Item 4. Submission of Matters to a Vote of Security Holders                                  14

Item 5. Other Information                                                                    14

Item 6. Exhibits and Reports on Form 8-K                                                     15

SIGNATURES                                                                                   15

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


             CCM MANUFACTURING TECHNOLOGIES, INC. AND SUBSIDIARIES
                  (FORMERLY MAYFORD ACQUISITION CORPORATION)
                          CONSOLIDATED BALANCE SHEETS



                                                           (Unaudited)    December 31,
                         ASSETS                           June 30, 2000      1999
                                                         --------------   ------------
CURRENT ASSETS
     Cash and cash equivalents..........................     $   33,255   $    11,649
     Accounts receivable, net of allowance for doubtful
     accounts of $0 and $9,197 at June 30, 2000 and
     December 31, 1999, respectively....................        363,140       545,433
     Inventories........................................        500,991       603,485
     Prepaid expenses...................................         11,009        35,107
                                                             ----------   -----------
            Total current assets........................        908,395     1,195,674

PROPERTY AND EQUIPMENT
     Machinery and equipment............................      1,072,867     1,072,867
     Furniture and fixtures.............................         47,617        47,617
     Automobiles........................................          1,500         1,500
     Leasehold improvements.............................            896           896
                                                             ----------   -----------
                                                              1,122,880     1,122,880
     Accumulated depreciation and
        amortization....................................       (928,880)     (884,763)
                                                             ----------   -----------

            Net property and equipment..................        194,000       238,117

OTHER ASSETS............................................         33,887        33,219

EXCESS OF COST OVER FAIR VALUE OF NET
     ASSETS OF COMPANIES ACQUIRED, net..................      1,746,321     1,843,339
                                                             ----------   -----------
TOTAL ASSETS............................................     $2,882,603   $ 3,310,349
                                                             ==========   ===========


 The accompanying notes are an integral part of these consolidated financial statements.

             CCM MANUFACTURING TECHNOLOGIES, INC. AND SUBSIDIARIES
                  (FORMERLY MAYFORD ACQUISITION CORPORATION)
                    CONSOLIDATED BALANCE SHEETS - Continued

                                                                   (Unaudited)     December 31,
         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)           June 30, 2000       1999
                                                                  -------------   -------------
CURRENT LIABILITIES
 Line of credit.................................................    $   182,167    $   252,257
 Current portion of long-term debt..............................        247,994        200,000
 Notes payable to shareholders..................................        681,853      1,142,698
 Current portion of capital lease obligations...................         44,833         42,792
 Accounts payable...............................................        792,502      1,035,706
 Accrued liabilities............................................        142,939        172,403
 Deferred compensation..........................................        100,865        232,000
                                                                  -------------   ------------
  Total current liabilities.....................................      2,193,153      3,077,856

LONG-TERM LIABILITIES
Long-term debt, less current portion............................        329,667        391,667
Capital lease obligations, less current portion.................         69,458         96,045
                                                                  -------------   ------------
  Total long term liabilities...................................        399,125        487,712
                                                                  -------------   ------------
 Total liabilities..............................................      2,592,278      3,565,568

STOCKHOLDERS' EQUITY (DEFICIT)
 Preferred stock, $0.0001 par value, 25,500,000 shares
  authorized, none issued and outstanding at June 30, 2000
  and December 31, 1999.........................................              -              -
 Series A Preferred stock, $0.0001 par value, 3,000,000 shares authorized, 2,972,504 and 1,375,413 shares issued and
  outstanding at June 30, 2000 and December 31, 1999,
  respectively (liquidation preference of $4,458,756 and
  $2,063,120 at June 30, 2000 and December 31, 1999,
  respectively).................................................            297            138
 Series B Preferred stock, $0.0001 par value,1, 500,000 shares authorized, none issued and outstanding at June 30, 2000 and
  December 31, 1999.............................................              -              -
 Class A Common stock., $0.0001 par value, 60,000,000 shares authorized, 13,527,083 and 11,812,500 shares issued and
  outstanding at June 30, 2000 and December 31, 1999,
  respectively..................................................          1,353          1,181
 Class B Common stock, $0.0001 par value, 10,000,000 shares
  authorized, none issued and outstanding at June 30, 2000
  and December 31, 1999.........................................              -              -
 Additional paid-in-capital.....................................      2,857,216      1,051,047
 Accumulated deficit............................................     (2,568,541)    (1,307,585)
                                                                  -------------   ------------
  Total stockholders' equity (deficit)..........................        290,325       (255,219)
                                                                  -------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)............    $ 2,882,603    $ 3,310,349
                                                                  =============   ============

 The accompanying notes are an integral part of these consolidated financial statements

             CCM MANUFACTURING TECHNOLOGIES, INC. AND SUBSIDIARIES
                  (FORMERLY MAYFORD ACQUISITION CORPORATION)
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   (Unaudited)                      (Unaudited)
                                           Three Months Ended June 30,       Six Months Ended June 30,
                                          -----------------------------     ---------------------------
                                               2000           1999              2000          1999
                                          -------------    ------------     ------------   ------------
Net sales...............................    $   712,358    $   867,826      $  1,515,025   $ 1,776,086

Cost of sales...........................        921,386        675,694         1,853,870     1,369,727
                                            -----------    -----------      ------------   -----------
Gross profit (loss).....................       (209,028)       192,132          (338,845)      406,359

Selling, general and administrative.....        389,354        380,286           865,355       554,389
                                            -----------    -----------      ------------   -----------

Loss from operations....................       (598,382)      (188,154)       (1,204,200)     (148,030)

Other income (expenses)
 Interest expense.......................        (43,923)       (30,850)          (92,028)      (51,062)
 Other, net.............................            (72)           627            35,272        (1,592)
                                            -----------    -----------      ------------   -----------
Total other income (expenses)...........        (43,995)       (30,223)          (56,756)      (52,654)
                                            -----------    -----------      ------------   -----------
Loss before provision for income taxes..       (642,377)      (218,377)       (1,260,956)     (200,684)

Provision for income taxes..............              -              -                 -             -
                                            -----------    -----------      ------------   -----------

Net loss................................    $  (642,377)   $  (218,377)       (1,260,956)  $  (200,684)
                                            ===========    ===========      ============   ===========
Net loss attributable
 to common stockholders.................    $  (642,377)   $  (218,377)       (1,260,956)  $  (200,684)
                                            ===========    ===========      ============   ===========
Basic and diluted net loss per share
 attributable to common stockholders....    $     (0.05)   $     (0.02)     $      (0.10)  $     (0.02)
                                            ===========    ===========      ============   ===========
Number of weighted average shares
 of common stock outstanding............     13,283,127     11,812,500        12,689,754    11,812,500
                                            ===========    ===========      ============   ===========

 The accompanying notes are an integral part of these consolidated financial statements

             CMM MANUFACTURING TECHNOLOGIES, INC. AND SUBSIDIARIES
                  (FORMERLY MAYFORD ACQUISITION CORPORATION)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     (Unaudited)
                                                                  Six Months Ended
                                                                       June 30,
                                                             -------------------------
                                                                  2000         1999
                                                             -------------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                       $(1,260,956)  $(200,684)
Adjustments to reconcile net loss to net cash
 used by operating activities:
 Depreciation and amortization..........................            44,117      34,102
 Amortization of excess of cost over fair value of net
  assets of companies acquired..........................            97,018      19,416
 Preferred stock issued as compensation.................            30,000           -
 Change in operating assets and liabilities
  Accounts receivable...................................           182,293    (196,609)
  Inventories...........................................           102,494    (232,678)
  Prepaid expenses......................................            24,098      (1,970)
  Other assets..........................................              (668)     (1,655)
  Accounts payable......................................          (243,204)    367,451
  Accrued liabilities...................................           (29,464)    (32,228)
  Deferred compensation.................................           217,115           -
                                                               -----------  ----------
   Cash flows used in operating activities                        (837,157)   (244,855)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment....................                 -        (652)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from sale of preferred stock..................           928,250           -
 Net activity on line of credit.........................           (70,090)     17,107
 Additional capital contributed.........................                 -      62,000
 Proceeds from long-term debt...........................           154,869           -
 Repayment of long-term debt............................          (168,875)          -
 Payments on capital leases.............................           (24,546)    (16,577)
 Net proceeds on notes payable to shareholders..........            39,155     166,456
                                                               -----------  ----------
  Cash flows provided by financing activities                      858,763     228,986
                                                               -----------  ----------
Net increase (decrease) in cash and cash equivalents                21,606     (16,521)

Cash and cash equivalents, beginning of period                      11,649      20,068
                                                               -----------  ----------
Cash and cash equivalents, end of period                       $    33,255  $    3,547
                                                               ===========  ==========

 The accompanying notes are an integral part of these consolidated financial statements

             CMM MANUFACTURING TECHNOLOGIES, INC. AND SUBSIDIARIES
                  (FORMERLY MAYFORD ACQUISITION CORPORATION)
               CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES


                                                         (Unaudited)
                                                       Six Months Ended
                                                           June 30
                                                    ----------------------
                                                      2000          1999
                                                    --------       -------
NON-CASH FINANCIAL AND INVESTING ACTIVITIES:
--------------------------------------------
Issuance of Class A common stock as payment
  of compensation                                   $348,250       $     -
                                                    ========       =======

Issuance of Class A common stock in exchange for
  note payable to shareholders                      $500,000       $     -
                                                    ========       =======

SUPPLEMENTAL DISCLOSURE:
------------------------
Cash paid for interest during period                $ 92,000       $51,000
                                                    ========       =======

 The accompanying notes are an integral part of these consolidated financial statements.

             CMM MANUFACTURING TECHNOLOGIES, INC. AND SUBSIDIARIES
                  (FORMERLY MAYFORD ACQUISITION CORPORATION)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of CCM Manufacturing Technologies, Inc.("CCM" or "Company") and subsidiaries have been prepared from the records of the Company in accordance with generally accepted accounting principles. These financial statements reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. The current interim period reported herein should be read in conjunction with the Company's Form 8-K/A and the related financial statements included therein.

The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

NOTE B - GOING CONCERN

The consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company incurred a net loss of $1,260,956 during the six-month period ended June 30, 2000. Cash used in operating activities for the same period aggregated $837,157. Current liabilities at June 30, 2000 of $2,193,153 exceed current assets of $908,395 by $1,284,758. The Company's continued existence depends upon the success of management's efforts to raise the additional capital necessary to meet the Company's obligations as they come due and to obtain sufficient capital to execute its business plan. The Company intends to obtain additional capital primarily through the issuance of preferred stock. There can be no degree of assurance given that the Company will be successful in completing additional financing transactions. The consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.

NOTE C - LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. CCM's common stock equivalents are not included in the diluted loss per share for June 30, 2000 and 1999 as they are antidilutive. Therefore, diluted and basic loss per share are the same.

NOTE D - NOTES PAYABLE TO SHAREHOLDERS

The Company has unsecured note payables due to several shareholders totaling $681,853 at June 30, 2000. The notes bear interest at 9.5% per annum and payments are made as cash flow permits with the total outstanding balance of principal and accrued interest due September 2, 2000.

NOTE E - LONG TERM DEBT

Long-term debt at June 30, 2000 consists of the following:

 Installment note payable to financial institution, due in monthly installments of $8,333, including interest at the 30 day rate of commercial paper plus 3.25%, matures August 2004,
 secured by all assets of the  Company excluding accounts
 receivable and inventory                                           $ 429,667

 Installment note payable to financial institution, due in weekly principal installments of $2,000, interest is payable monthly at the prime rate plus 5.5% matures December 2000,
 secured by accounts receivable, inventory, and equipment
 and personally guaranteed by certain shareholders
 (cross-collateralized with the line of credit)                        50,000

 Installment note payable to vendor due in monthly installments of $20,092 including 10% interest, matures November 2000,
 secured by certain inventories                                        97,994
                                                                    ---------
                                                                      577,661
 Less current portion                                                 247,994
                                                                    ---------
     Long-term debt, less current portion                           $ 329,667
                                                                    =========

NOTE F - REVERSE MERGER

Pursuant to an agreement and Plan of Reorganization dated June 19, 2000, Syntec Acquisition Corp. ("Acquisition") entered into a reverse merger acquisition agreement with Mayford Acquisition Corporation ("Mayford"), a publicly held "shell" Delaware Corporation. Mayford purchased 100% of Acquisition's outstanding stock in a tax free reorganization. Mayford issued 13,527,083 shares of its $.0001 par value Class A common stock and 2,972,504 shares of its $.0001 par value Series A convertible preferred stock in exchange for all of the outstanding common and preferred shares of Acquisition. Also effective June 19, 2000, Mayford changed its name to CCM Manufacturing Technologies, Inc. For accounting purposes, the merger was treated as a recapitalization of Acquisition with Acquisition as the acquirer (a reverse merger).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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


GENERAL

CCM Manufacturing Technologies, Inc. (the "Company") is a contract service provider of design, manufacturing and testing services to the electronics industry, headquartered in Austin, Texas. Through its wholly owned subsidiary, Syntec Corporation, the Company provides product realization services to original equipment manufacturers in the industrial, computer and telecommunications industries. The Company offers a full range of services including product development and design, material procurement and management, prototyping, assembly, testing, manufacturing, final system box build, distribution and after market support. CCM is a certified MBE by the National Minority Supplier Development Council (NMSDC) and a certified Historically Underutilized Business (HUB) by the State of Texas.

The Company's contract manufacturing services are provided primarily on a turnkey basis, where the Company procures certain or all of the materials required for product assembly. Turnkey services include material procurement and warehousing, in addition to manufacturing, and involve greater resource investment and inventory risk management than consignment services. Turnkey manufacturing currently represents almost all of the Company's sales. Turnkey sales typically generate higher net sales and higher gross profit dollars with lower gross margin percentages than consignment sales due to the inclusion of component costs, and related markup, in the Company's net sales. However, the Company takes on the risk of inventory management, and a change in component costs can directly impact the average selling price, gross margins and the Company's net sales. Due to the nature of turnkey manufacturing, the Company's quarterly and annual results are affected by the level and timing of customer orders, fluctuations in materials costs, and the degree of automation used in the assembly process.

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

Many of the industries for which the Company currently provides electronic products are subject to rapid technological changes, product obsolescence, increased competition, and pricing pressures. These and other factors which affect the industries or the markets that the Company serves, and which affect any of the Company's major customers in particular, could have a material adverse effect on the Company's results of operations. The Company depends on a relatively small number of customer for the majority of its revenues - the result of a strategic business decision made in 1999. The Company began transitioning its customer base during the past year, implement the new strategy, ensure customer focus, and to balance current production capabilities with the growth objectives. This transition involved moving towards developing long-term relationships with select OEMs with whom the Company could develop significant synergies. The Company's status as a certified minority business enterprise (MBE) is a key differentiator, especially in the communications industry. XEL Communications, Inc. is the first OEM to select CCM as one of their EMS providers with the anticipation of leveraging the minority manufactured content provided by the Company as a competitive differentiator.

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

The Company participates within the EMS segment of the electronics industry. This segment is currently growing at a faster rate than the overall electronics industry, being spurred by the wave of manufacturing outsourcing by communications OEMs. The EMS segment is comprised of a large number of companies, with only a few attaining significant market share. The Company's growth plan calls for a mix of both internal growth - fueled by increased business from some current key customers combined with an expansion in the overall customer base through focused prospecting - and external growth gained through the acquisition of businesses that complement the Company's model and strategy by delivering incremental capabilities, vertical integration, or geographic coverage.

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

RESULTS OF OPERATIONS

NET SALES

Net sales for the three months ended June 30, 2000, decreased $155,468 (18%) to $712,358 from $867,826 for the same period in the prior fiscal year. Net sales for the six months ended June 30, 2000, decreased $261,061 (15%) to $1,515,025 from $1,776,086 for the same fiscal period in the prior fiscal year. The decrease in net sales was largely attributable to a severe industry wide material/components shortage, which in turn effected the Company's cash flow and subsequent ability to procure additional parts inventory. The Company believes that it has made significant progress in alleviating the materials/components shortage issues by establishing strategic alliances with some of the industries largest materials/components suppliers.

GROSS PROFIT

The Company incurred a gross loss of $209,028 for the three months ended June 30, 2000 compared to a gross profit of $192,132 for the same period in the prior fiscal year. The Company incurred a gross loss of $338,845 for the six months ended June 30, 2000 compared to a gross profit of $406,359 for the same period in the prior fiscal year. The decrease in the gross profit was due primarily to an increase in materials/components costs due to the industry wide material/components shortage and a 15% increase in personnel in the direct/indirect labor module, and manufacturing burden. The Company's gross margin also reflects a number of factors which can vary from period to period, including product mix, the level of start-up costs and efficiencies of new programs, product life cycles, sales volumes, price erosion within the electronics industry, capacity utilization for surface mount and other equipment, labor costs and efficiencies, the management of inventories, component pricing and shortages, average sales prices, the mix of turnkey and consignment business, fluctuations and timing of customer orders, changing demand for customer's products and competition within the electronics business.

OPERATING EXPENSES

Selling, general and administrative (SG&A) expenses increased $9,068 (2%) to $389,354 for the three months ended June 30, 2000 from $380,286 for the same period in the prior fiscal year. SG&A increased $310,966 to $865,355 for the six months ended June 30, 2000 from $554,389 for the same period in the prior fiscal year. The increase in 2000 is largely due to additional costs associated with the Company intensifying its sales and marketing efforts, coupled with increases in personnel in the purchasing and engineering departments and legal fees associated with the reverse acquisition of Mayford Acquisition Corporation.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows used in operating activities were $837,157 for the six month period ending June 30, 2000 compared to $244,855 for the same period in the prior fiscal year. Cash used in operations was primarily due to increases in cost of goods sold, and selling, general, and administrative expenses adjusted for changes in operating assets and liabilities. Additional cash to finance operations came from the proceeds of sale of preferred stock.

The Company utilizes available cash, debt and operating leases to fund its operational needs. The Company utilizes operating leases primarily in situations where technical obsolescence concerns are determined to out weigh the benefits of financing the equipment purchase.

Because the Company's cash needs have increased significantly, the Company expects to renegotiate and increase the size of its credit agreements with its banks in the near term so as to provide sufficient funding levels for anticipated working capital needs to support growth, significant expansion of its current facilities and for potential additional acquisitions. The Company's credit facilities, its leasing capabilities, cash and projected cash from operations should be sufficient to meet its working capital and capital requirements through fiscal 2000 and the foreseeable future. As the Company reviews its capital needs, the Company may seek to raise additional capital through the issuance of either public or private equity securities to finance anticipated future growth.

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

The Company has not paid dividends on its preferred stock, but has reinvested its earnings to support its working capital and expansion requirements. The Company intends to continue to utilize its earnings in the development and expansion of the business and does not expect to pay cash dividends in the foreseeable future.

                         PART II -- OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of any proceedings contemplated against it.

ITEM 2.  CHANGES IN SECURITIES

The following information is given with respect to all unregistered securities sold or issued by the Company in the period covered by this report:

On June 13, 2000, the Company issued 300,000 restricted shares of its common stock to TPG Capital Corporation, the sole shareholder of Mayford Acquisition Corporation, pursuant to an Agreement and Plan of Reorganization between Syntec Acquistion Corporation and Mayford Acquisition Corporation in exchange for 99.9% of the outstanding shares of common stock of Syntec Acquisition Corporation. These shares were issued by the Company pursuant to Rule 506, Regulation D of the Securities Act of 1933.

On June 19, 2000, pursuant to an Agreement and Plan of Reorganization between Mayford Acquisition Corporation ("Mayford"), Syntec Acquisition Corporation ("Syntec") and the owners of the outstanding shares of Syntec, Mayford acquired 99.9% of the outstanding shares of Syntec from the shareholders thereof in an exchange of stock at a ratio of one share of Syntec stock for 2.5 shares of identical class of shares of Mayford, for an aggregate issuance of 13,527,083 shares of Class A common stock of Mayford and 2,972,504 shares of the Series A preferred stock of Mayford. The outstanding warrants and options of Syntec and other outstanding rights to purchase shares of common stock of Syntec represent the right to purchase the equivalent number of shares of common stock of Mayford (subject to the adjustment provisions therein). On July 14, 2000, pursuant to an Agreement and Plan of Merger between Mayford and its subsidiary, Syntec, Syntec was merged with and into Mayford. In connection with the merger, Mayford changed its name to "CCM Manufacturing Technologies, Inc.". Effective as of June 19, 2000, the officer and director of Mayford resigned and certain other persons became the officers and directors of the Company, as described in the Form 8-K.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
     4.1 - Current report on Form 8-K filed by the Company on June 28, 2000 and July 19, 2000, and incorporated herein by reference.

     4.2 - Current report on Form 8-K/A filed by the Company on October 20, 2000 and incorporated herein by reference.

(b)  Reports on Form 8-K

     On June 28, 2000, the Company filed a Current Report on Form 8-K (file No. 000-28681) reporting the acquisition by Syntec of the outstanding shares of common stock of Mayford from the shareholder thereof in an exchange for an aggregate of 120,000 restricted shares of common stock of Syntec. No audited financial statements were filed therewith.

     On July 19, 2000, the Company filed a Current Report on Form 8K reporting the acquisition by Mayford of 99.9% of the outstanding shares of Syntec from the shareholders thereof in an exchange of stock at a ratio of one share of Syntec stock for 2.5 shares of identical class of shares of Mayford, for an aggregate issuance of 13,527,083 shares of Class A common stock of Mayford and 2,972,504 shares of the Series A preferred stock of Mayford. The outstanding warrants and options of Syntec and other outstanding rights to purchase shares of common stock of Syntec represent the right to purchase the equivalent number of shares of common stock of Mayford (subject to the adjustment provisions therein). The Company's Current Report, filed on July 19, 2000, further reported the Company's name change from "Mayford Acquisition Corporation" to "CCM Manufacturing Technologies, Inc."

     On October 20, 2000, the Company filed a Current Report of Form 8-K/A which included the audited financial statements of Syntec Acquisition Corp. and subsidiaries as of and for the periods ended December 31, 1999, June 30, 1999, December 31, 1998 and May 31, 1998 and the unaudited financial statements of Syntec Acquisition Corp. and subsidiaries as of and for the quarter ended March 31, 2000.



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

Dated: October 18, 2000