Form 10QSB
period 2000-09-30
CCM MANUFACTURING TECHNOLOGIES INC
filed 2000-12-12
CIK 1100381

================================================================================
                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2000

   OR

[_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission file number 0-28681

                     CCM MANUFACTURING TECHNOLOGIES, INC.
                          --------------------------
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

Yes       No  X

As of November 30, 2000, 17,499,517 shares of the registrants common stock, $0.0001 par value were outstanding.

             CCM MANUFACTURING TECHNOLOGIES, INC. AND SUBSIDIARIES
                                     INDEX


PART 1 - FINANCIAL INFORMATION                                                              Page No.
                                                                                            --------

Item 1.  Financial Statements

         Consolidated Balance Sheets at September 30, 2000 (unaudited)
         and December 31, 1999                                                                   3

         Consolidated Statements of Operations for the nine and three months ended
         September 30, 2000 and 1999 (unaudited)                                                 5

         Consolidated Statements of Cash Flows for the nine months ended
         September 30, 2000 and 1999 (unaudited)                                                 6

         Notes to Consolidated Financial Statements                                              8

Item 2.  Management's Discussion and Analysis or Plan of Operation                               10

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                       14

Item 2.  Changes in Securities and Use of Proceeds                                               14

Item 3.  Defaults Upon Senior Securities                                                         14

Item 4.  Submission of Matters to a Vote of Security Holders                                     14

Item 5.  Other Information                                                                       15

Item 6.  Exhibits and Reports on Form 8-K                                                        15

SIGNATURE                                                                                        16

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


             CCM MANUFACTURING TECHNOLOGIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                         (Unaudited)
                                  ASSETS                                September 30,        December 31,
                                                                            2000                 1999
                                                                      ----------------    ------------------
CURRENT ASSETS
    Cash and cash equivalents....................................     $             606   $           11,649
    Accounts receivable, net of allowance for doubtful
     accounts of $0 and $9,197 at September 30, 2000 and
     December 31, 1999, respectively..............................              632,994              545,433
    Inventories...................................................              582,352              603,485
    Prepaid expenses..............................................                5,069               35,107
                                                                      -----------------   ------------------
          Total current assets....................................            1,221,021            1,195,674

PROPERTY AND EQUIPMENT
    Machinery and equipment.......................................            1,076,342            1,072,867
    Furniture and fixtures........................................               47,617               47,617
    Automobiles...................................................                1,500                1,500
    Leasehold improvements........................................                  896                  896
                                                                      -----------------   ------------------
                                                                              1,126,355            1,122,880
    Accumulated depreciation and
       amortization...............................................             (950,992)            (884,763)
                                                                      -----------------   ------------------

            Net property and equipment............................              175,363              238,117


EXCESS OF COST OVER FAIR VALUE OF NET
    ASSETS OF COMPANIES ACQUIRED, net.............................            1,697,812            1,843,339

OTHER ASSETS......................................................               33,887               33,219
                                                                      -----------------   ------------------
TOTAL ASSETS......................................................    $       3,128,083   $        3,310,349
                                                                      =================   ==================


          The accompanying notes are an integral part of these consolidated financial statements.

             CCM MANUFACTURING TECHNOLOGIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS - Continued

                                                                        (Unaudited)
                                                                       September 30,        December 31,
   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                          2000                 1999
                                                                      ----------------     ----------------
CURRENT LIABILITIES
    Line of credit................................................    $              -     $        252,257
    Current portion of long-term debt.............................             380,377              200,000
    Notes payable to shareholders.................................             684,567            1,142,698
    Current portion of capital lease obligations..................              45,737               42,792
    Factoring advances............................................             242,231                    -
    Accounts payable..............................................             958,776            1,035,706
    Accrued liabilities...........................................             238,836              172,403
    Deferred compensation.........................................             192,115              232,000
                                                                      ----------------     ----------------
          Total current liabilities...............................           2,742,639            3,077,856

LONG-TERM LIABILITIES
Long-term debt, less current portion..............................             316,667              391,667
Capital lease obligations, less current portion...................              57,678               96,045
                                                                      ----------------     ----------------
          Total long-term liabilities.............................             374,345              487,712
                                                                      ----------------     ----------------
          Total liabilities.......................................           3,116,984            3,565,568


STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred stock, $0.0001 par value, 25,500,000 shares
       authorized, none issued and outstanding at September 30,
       2000 and December 31, 1999................................                    -                    -
    Series A Preferred stock, $0.0001 par value, 3,000,000 shares authorized, 2,972,504 and 1,375,413 shares issued and
       outstanding at September 30, 2000 and December 31, 1999,
       respectively (liquidation preference of $4,458,756 and
       $2,063,120 at September 30, 2000 and December 31, 1999,
       respectively).............................................                  297                  138
    Series B Preferred stock, $0.0001 par value,1,500,000 shares authorized, none issued and outstanding at  September 30,
       2000 and December 31, 1999................................                    -                    -
    Class A Common stock, $0.0001 par value, 60,000,000 shares authorized, 17,409,517 and 11,812,500 shares issued and
       outstanding at September 30, 2000 and December 31, 1999,
       respectively..............................................                1,741                1,181
    Class B Common stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding at September 30,
       2000 and December 31, 1999................................                    -                    -
    Common stock subscriptions receivable........................              (75,470)                   -
    Additional paid-in capital...................................            3,194,798            1,051,047
    Accumulated deficit..........................................           (3,110,267)          (1,307,585)
                                                                      ----------------     ----------------
          Total stockholders' equity (deficit)...................               11,099             (255,219)
                                                                      ----------------     ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
    (DEFICIT)....................................................     $      3,128,083     $      3,310,349
                                                                      ================     ================

             CCM MANUFACTURING TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             (Unaudited)                        (Unaudited)
                                                          Three Months Ended                  Nine Months Ended
                                                             September 30,                       September 30,
                                                      ---------------------------         ---------------------------
                                                           2000          1999                 2000           1999
                                                      ------------    -----------         -----------     -----------
Net sales............................................ $    958,986    $ 1,041,883         $ 2,474,011     $ 2,817,969

Cost of sales........................................      855,674      1,088,961           2,709,544       2,458,688
                                                      ------------    -----------         -----------     -----------
Gross profit (loss)..................................      103,312        (47,078)           (235,533)         359,281

Selling, general and administrative expenses.........      554,015        229,030           1,419,370         783,419
                                                      ------------    -----------         -----------     -----------

Loss from operations.................................     (450,703)      (276,108)         (1,654,903)       (424,138)

Other income (expenses)
    Interest expense.................................      (46,754)       (15,184)           (138,782)        (66,246)
    Other, net.......................................      (44,269)       (13,670)             (8,997)        (15,262)
                                                      ------------    -----------         -----------     -----------
Total other income (expenses)........................      (91,023)       (28,854)           (147,779)        (81,508)
                                                      ------------    -----------         -----------     -----------

Loss before provision for income taxes...............     (541,726)      (304,962)         (1,802,682)       (505,646)

Provision for income taxes...........................            -              -                   -               -
                                                      ------------    -----------        ------------     -----------

Net loss ............................................ $   (541,726)   $  (304,962)        $(1,802,682)    $  (505,646)
                                                      ============    ===========         ===========     ===========
Net loss attributable
    to common stockholders........................... $   (541,726)   $  (304,962)        $(1,802,682)    $  (505,646)
                                                      ============    ===========         ===========     ===========
Basic and diluted net loss per share
    attributable to common stockholders.............. $      (0.04)   $     (0.03)        $     (0.14)    $     (0.04)
                                                      ============    ===========         ===========     ===========
Number of weighted average shares
    of common stock outstanding......................   14,032,782     11,812,500          13,140,698      11,812,500
                                                      ============    ===========         ===========     ===========


      The accompanying notes are an integral part of these consolidated financial statements.

             CMM MANUFACTURING TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         (Unaudited)
                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                       --------------------------------------------
                                                                            2000                   1999
                                                                       -------------         -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.............................................................. $  (1,802,682)        $    (505,646)
Adjustments to reconcile net loss to net cash
    used by operating activities:
    Depreciation and amortization.....................................        66,229                67,770
    Amortization of excess of cost over fair value of net
       assets of companies acquired...................................       145,527                67,925
    Preferred stock issued as compensation............................        30,000                     -
    Change in operating assets and liabilities
       Accounts receivable............................................       (87,561)             (328,406)
       Inventories....................................................        21,133              (257,178)
       Prepaid expenses...............................................        30,038                (4,143)
       Other assets...................................................          (668)               10,628
       Accounts payable...............................................       (76,930)              361,450
       Accrued liabilities............................................        66,433               401,445
       Deferred compensation..........................................       308,365               116,000
                                                                       -------------         -------------
        Cash flows used in operating activities.......................    (1,300,116)              (70,155)

    CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment...............................        (3,475)              (41,335)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock warrants...................       115,000                     -
    Proceeds from sale of preferred stock.............................       928,250               507,000
    Proceeds from sale of common stock................................       147,500               150,374
    Net activity on line of credit....................................      (252,257)             (777,938)
    Additional capital contributed....................................             -                62,000
    Factoring advances................................................       242,231                     -
    Proceeds from long-term debt......................................       289,869                     -
    Repayment of long-term debt.......................................      (184,492)                    -
    Payments on capital leases........................................       (35,422)              (18,922)
    Net proceeds on notes payable to shareholders.....................        41,869               197,363
                                                                       -------------         -------------
       Cash flows provided by financing activities....................     1,292,548               119,877
                                                                       -------------         -------------
Net increase (decrease) in cash and cash equivalents..................       (11,043)                8,387

Cash and cash equivalents, beginning of period........................        11,649                20,068
                                                                       -------------         -------------
Cash and cash equivalents, end of period.............................. $         606         $      28,455
                                                                       =============         =============

             CMM MANUFACTURING TECHNOLOGIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

                                                                               (Unaudited)
                                                                            Nine Months Ended
                                                                                September 30,
                                                                     ----------------------------------
                                                                        2000                  1999
                                                                     -----------         --------------
NON-CASH FINANCIAL AND INVESTING ACTIVITIES:
--------------------------------------------
Issuance of Class A common stock as payment of
    compensation...................................................  $   348,250         $            -
                                                                     ===========         ==============

Issuance of Class A common stock in exchange for
    note payable to shareholders...................................  $   500,000         $            -
                                                                     ===========         ==============

Issuance of Class A common stock for subscription
    receivable.....................................................  $    75,470         $            -
                                                                     ===========         ==============


SUPPLEMENTAL DISCLOSURE:
------------------------

Cash paid for interest during period...............................  $   138,000         $       66,000
                                                                     ===========         ==============

      The accompanying notes are an integral part of these consolidated financial statements.

             CMM MANUFACTURING TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of CCM Manufacturing Technologies, Inc. (formerly Syntec Acquisitions Corp.) and subsidiaries ("CCM" or "Company") have been prepared from the records of the Company in accordance with generally accepted accounting principles "GAAP" for interim financial information and in accordance with the instructions pursuant to item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. The current interim period reported herein should be read in conjunction with the Company's Form 8-K/A and the related financial statements included therein.

The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE B - GOING CONCERN

The consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company incurred a net loss of $1,802,682 during the nine-month period ended September 30, 2000. Cash used in operating activities for the same period aggregated $1,300,116. Current liabilities at September 30, 2000 of $2,742,639 exceed current assets of $1,221,021 by $1,521,618. The Company's continued existence depends upon the success of management's efforts to raise the additional capital necessary to meet the Company's obligations as they come due and to obtain sufficient capital to execute its business plan. The Company intends to obtain additional capital primarily through the issuance of non-voting preferred stock. There can be no degree of assurance given that the Company will be successful in completing additional financing transactions. The consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.

NOTE C - LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. CCM's common stock equivalents are not included in the diluted loss per share for September 30, 2000 and 1999 as they are antidilutive. Therefore, diluted and basic loss per share are the same.

NOTE D - REVERSE MERGER

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

             CMM MANUFACTURING TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE E - NOTES PAYABLE TO SHAREHOLDERS

The Company has unsecured note payables due to several shareholders totaling $684,567 at September 30, 2000.

The first note bears interest at 9.5% per annum and payments are made as cash flow permits with the total outstanding balance of principal and accrued interest due December 31, 2000. The remaining $184,567 is due on demand and bears interest at 18% per annum.

NOTE F - LONG TERM DEBT

Long-term debt at September 30, 2000 consists of the following:

    Installment note payable to financial institution, due in
    monthly installments of $8,333, including interest at the 30 day rate of commercial paper plus 3.25%, matures August 2004, secured by all assets of the Company excluding accounts
    receivable and inventory                                           $ 416,667

    Installment note payable to financial institution, due in
    weekly principal installments of $2,000, interest is payable monthly at the prime rate plus 5.5% matures December 2000, secured by accounts receivable, inventory, and equipment and
    personally guaranteed by certain shareholders                         24,000

    Installment note payable to vendor due in monthly
    installments of $20,092 including 10% interest, matures
    November 2000, secured by certain inventories                        121,377

    Unsecured note payable, accrues interest at the prime rate plus 2%, principal and accrued interest due at maturity on
    February 11, 2001 (net of discount of $46,000)                        54,000

    Unsecured note payable, accrues interest at the prime rate plus 2%, principal and accrued interest due at maturity on
    January 18, 2001 (net of discount of $69,000)                         81,000
                                                                         -------
                                                                         697,044
    Less current portion                                                 380,377
                                                                         -------
    Long-term debt, less current portion                                $316,667
                                                                         =======

NOTE G - FACTORING ADVANCES

The Company has entered into a factoring agreement with a financial institution. Under this agreement, the Company sells certain accounts receivable with recourse at a discount to the financial institution. The factoring advance liability included on the balance sheet represents advances received for accounts receivable that have not yet been collected by the financial institution.

NOTE H - STOCKHOLDERS' EQUITY

Effective September 20, 2000, the Company sold 3,372,500 shares of Class A common stock in exchange for a subscription receivable of $125,000 or $.037 per share. $62,500 of the subscribed amount was collected prior to September 30, 2000 and the remaining amount is shown as a subscription receivable at September 30, 2000. Also effective September 20, 2000, the Company sold 349,934 shares of Class A common stock in exchange for a subscription receivable of $12,970 or $.037 per share to "friends and family" of the Company. This entire amount is shown as a subscription receivable in the financial statements at September 30, 2000.

During the quarter ended September 30, 2000, the Company issued warrants to purchase 100,000 shares of Class A common stock with an exercise price of $.10 per share associated with $250,000 in debt obtained from two individuals. The fair value of the warrants, using the Black-Scholes model, has been determined to be $115,000 and has been recorded as additional paid-in capital and a discount to the related debt in the financial statements. These warrants were exercised during the third quarter of 2000. During this quarter, the Company also sold 60,000 shares of Class A common stock to three individuals for an aggregate of $75,000 or $1.25 per share. This amount was collected in full prior to September 30, 2000.

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

GENERAL

CCM Manufacturing Technologies, Inc. and subsidiaries (the "Company") is a contract service provider of design, manufacturing and testing services to the electronics industry, headquartered in Austin, Texas. Through its wholly owned subsidiary, Syntec Corporation, the Company provides product realization services to original equipment manufacturers in the industrial, computer and telecommunications industries. The Company offers a full range of services including product development and design, material procurement and management, prototyping, assembly, testing, manufacturing, final system box build, distribution and after market support.

CCM is a certified Minority Business Enterprise ("MBE") by the National Minority Supplier Development Council ("NMSDC"). A Minority Business Enterprise is a for-profit enterprise, physically located in the United States or its trust territories, which meet the following criteria:

     (1) at least 51% of the stock is owned by one or more minority group members which include United States citizens who are Black, Hispanic, Native American or Asian, or at least 30% of the stock is owned by one or more minority group members who control 51% of the voting stock of the company; and

     (2) the daily operation of the minority owned business must be conducted by these minority group members; and

     (3) the minority group members must control a majority of the seats on the board.

If at any time the Company no longer meets these criteria (as, for example, if future stock offerings reduce the stock ownership of minority group members below their required percentages), it may lose its Minority Business Enterprise status, which could have a material adverse effect upon its business operations.

CCM is also certified by the General Services Commission of the State of Texas as compliant with the Historically Underutilized Business ("HUB") program and is recognized as a HUB. Should the number of individuals employed by CCM exceed 500, CCM would lose its HUB status.

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

Since a substantial portion of the Company's sales are derived from turnkey manufacturing, net sales can be negatively impacted by component shortages and their lead-times. Shortages of key electronic components which are provided directly from customers or suppliers and their lead-times can cause manufacturing interruptions, customer rescheduling issues, production downtime and production set-up and restart inefficiencies. From time to time, allocations of components can be an integral part of the electronics industry and component shortages and extended lead-time issues can occur with respect to specific industries or particular components (such as memory and logic devices). In such cases, supply shortages could substantially curtail production of some or all assemblies utilizing a particular component. In addition, at various times industry wide shortages of electronic components have occurred, particularly for memory and logic devices. Over the past twelve plus months the marketplace for certain electronic components, primarily in the telecommunications and wireless markets (in particular flash memory, tantalum capacitors, and SAW filters), has tightened. In addition, recent tightening has occurred with complex, high layer count (12 layers and above) raw printed circuit boards ("PCB"s). This has resulted in the extension of certain component lead-times, increased pricing and in certain instances has resulted in the allocation of such components by the suppliers. In response to this dynamic environment, the Company has initiated a plan whose primary purpose is to create strong supplier alliances to assure a steady flow of components at competitive prices, and mitigate shortages. The Company has established strategic relationships with key component suppliers to improve shortage and pricing issues. However, because of the limited number of suppliers for certain electronic components and whether further tightening in the marketplace for components could result in missed deliveries or de-commits from our suppliers, along with other supply and demand concerns, the Company can neither eliminate component shortages nor determine the timing or impact of such shortages on the Company's results. In addition, because we provide our customers component procurement services, we may bear the risk of price increases for these components if we are unable to purchase them at the same price that we agree with our customer on the pricing for the components. As a result, the Company's sales and profitability can be affected from period to period. In order to attempt to mitigate the Company's financial risk of component price increases, the Company regularly reviews and adjusts for price fluctuations with customers.

Many of the industries for which the Company currently provides electronic products are subject to rapid technological changes, product obsolescence, increased competition, and pricing pressures. These and other factors which affect the industries or the markets that the Company serves, and which affect any of the Company's major customers in particular, could have a material adverse effect on the Company's results of operations. The Company depends on a relatively small number of customers for the majority of its revenues - the result of a strategic business decision made in 1999. The Company began transitioning its customer base during the past year, implement the new strategy, to ensure customer focus, and to balance current production capabilities with the growth objectives. This transition involved moving towards developing long-term relationships with select original equipment manufacturers ("OEM") with whom the Company could develop significant synergies. The Company's status as a certified MBE is a key differentiator, especially in the communications industry. XEL Communications, Inc. is the first OEM to select CCM as one of their electronic manufacturing services ("EMS") providers with the anticipation of leveraging the minority manufactured content provided by the Company as a competitive differentiator.

The Company has no long-term volume commitments from its customers, and lead-times for customer orders and product-life cycles continue to contract. Although the Company obtains firm purchase orders and/or schedules from its customers, they typically do not make firm orders for delivery of products more than 30 to 90 days in advance. The Company does not believe that the backlog of expected product sales covered by firm purchase orders is a meaningful measure of future sales since orders may be canceled and volume levels can be changed or delayed at any time. The timely replacement of delayed, canceled or reduced programs with new business cannot be assured. In recent periods, an increasing percentage of the Company's sales have been sales to its largest customers, which may increase the Company's dependence upon them. Because of these and other factors, there can be no assurance that the Company's historical sales rate will continue.

The Company participates within the EMS segment of the electronics industry. This segment is currently growing at a faster rate than the overall electronics industry, being spurred by the wave of manufacturing outsourcing by communications OEMs. The EMS segment is comprised of a large number of companies, with only a few attaining significant market share. The Company's growth plan calls for a mix of both internal growth - fueled by increased business from some current key customers combined with an expansion in the overall customer base through focused prospecting and external growth gained through the acquisition of businesses that complement the Company's model and strategy by delivering incremental capabilities, vertical integration, or geographic coverage.

The Company believes that its current sales level growth has been achieved in significant part by its approach to partnering with customers. In order to achieve expanded sales growth, the Company must continue to generate additional sales from existing customers from both current and future programs, and must successfully market to new customers. In addition, the Company must continue to attract and retain top quality product development engineers in order to continue to expand its design and development services. Because of these and other factors, there can be no assurance that the Company's historic sales levels will continue.

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

RESULTS OF OPERATIONS

NET SALES

Net sales for the three months ended September 30, 2000, decreased $82,897 (7.96%) to $958,986 from $1,041,883 for the same period in the prior fiscal year. Net sales for the nine months ended September 30, 2000, decreased $343,958 (12.20%) to $2,474,011 from $2,817,969 for the same fiscal period in the prior fiscal year. The decrease in net sales was largely attributable to a severe industry wide material/components shortage, which in turn negatively effected the Company's cash flow and subsequent ability to procure additional parts inventory. The Company believes that it has made significant progress in alleviating the materials/components shortage issues by establishing strategic alliances with some of the industries largest materials/components suppliers.

GROSS PROFIT (LOSS)

The Company generated a gross profit of $103,312 for the three months ended September 30, 2000 compared to a gross loss of $47,078 for the same period in the prior fiscal year. The Company incurred a gross loss of $235,533 for the nine months ended September 30, 2000 compared to a gross profit of $359,281for the same period in the prior fiscal year. The decrease in the gross profit was due primarily to an increase in materials/components costs due to the industry wide material/components shortage and a 15% increase in personnel in the direct/indirect labor module, and manufacturing burden. The Company's gross margin also reflects a number of factors which can vary from period to period, including product mix, the level of start-up costs and efficiencies of new programs, product life cycles, sales volumes, price erosion within the electronics industry, capacity utilization for surface mount and other equipment, labor costs and efficiencies, the management of inventories, component pricing and shortages, average sales prices, the mix of turnkey and consignment business, fluctuations and timing of customer orders, changing demand for customer's products and competition within the electronics business.

OPERATING EXPENSES

Selling, general and administrative ("SG&A") expenses increased $324,985 (141.90%) to $554,015 for the three months ended September 30, 2000 from $229,030 for the same period in the prior fiscal year. SG&A increased $635,951 (81.18%) to $1,419,370 for the nine months ended September 30, 2000 from $783,419 for the same period in the prior fiscal year. The increase in 2000 is largely due to additional costs associated with the Company intensifying its sales and marketing efforts, coupled with increases in personnel in the purchasing and engineering departments, which was done in anticipation of increased sales, and legal fees and acquisition costs associated with the reverse acquisition of Mayford Acquisition Corporation.

INTEREST EXPENSE

Interest expense increased $31,570 (207,92%) to $46,754 for the three months ended September 30, 2000 from $15,184 from the same period in the prior fiscal year. Interest expense increased $72,536 (109.49%) to $138,782 for the nine months ended September 30, 2000 from $66,246 for the same period in the prior fiscal year. These increases are due to increased debt obtained from shareholders and financial institutions to fund operations during late 1999 and throughout 2000.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows used in operating activities were $1,300,116 for the nine month period ending September 30, 2000 compared to $70,155 for the same period in the prior fiscal year. Cash flows used in operations for the nine months ended September 30, 2000 resulted primarily from the Company's net loss of $1,802,682, less the increase in deferred compensation of $308,365 and depreciation and amortization expense for the period of $211,756. Cash flows used in operations for the nine months ended September 30, 1999 resulted primarily from the Company's net loss of $505,646 and the increase in accounts receivable of $585,584, less depreciation and amortization expense for the period of $135,695 and the increase in accounts payable, deferred compensation and accrued liabilities of $878,895.

Cash flows provided by financing activities were $1,292,584 for the nine month period ended September 30, 2000 and resulted primarily from the proceeds from the sale of preferred stock of $928,250, factoring advances of $242,231, proceeds from the sale of common stock and common stock warrants of $262,500, less net reductions of the Company's line of credit and long-term debt of $146,880.

Cash flows provided by financial activities were $119,877 for the nine month period ended September 30, 1999 and resulted primarily from the proceeds from the sale of preferred and common stock of $657,374, plus advances from shareholders of $197,363, less net payments on the Company's line of credit of $777,938.

The Company utilizes available cash, factoring advances, advances from shareholders, debt obtained from financial institutions and operating leases to fund its operational needs. The Company utilizes operating leases primarily in situations where technical obsolescence concerns are determined to out weigh the benefits of financing the equipment purchase. The Company's working capital note payable of $416,667 at September 30, 2000 requires monthly payments of $8,333 and matures August 2004. The remaining $280,037 of long-term debt outstanding at September 30, 2000 is due at various dates through February 2001.

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

The Company has not paid dividends on its preferred stock, but has reinvested all available capital to support its working capital and expansion requirements. The Company intends to continue to utilize its earnings in the development and expansion of the business and does not expect to pay cash dividends in the foreseeable future.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of any proceedings contemplated against it.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

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

On June 19, 2000, pursuant to an Agreement and Plan of Reorganization between Mayford Acquisition Corporation ("Mayford"), Syntec Acquisition Corporation ("Syntec") and the owners of the outstanding shares of Syntec, Mayford acquired 99.9% of the outstanding shares of Syntec from the shareholders thereof in an exchange of stock at a ratio of one share of Syntec stock for 2.5 shares of identical class of shares of Mayford, for an aggregate issuance of 13,527,083 shares of Class A common stock of Mayford and 2,972,504 shares of the Series A preferred stock of Mayford. The outstanding warrants and options of Syntec and other outstanding rights to purchase shares of common stock of Syntec represent the right to purchase the equivalent number of shares of common stock of Mayford (subject to the adjustment provisions therein). On July 14, 2000, pursuant to an Agreement and Plan of Merger between Mayford and its subsidiary, Syntec, Syntec was merged with and into Mayford. In connection with the merger, Mayford changed its name to CCM Manufacturing Technologies, Inc. Effective as of June 19, 2000, the officer and director of Mayford resigned and certain other persons became the officers and directors of the Company, as described in the Form 8-K.

From July 1, 2000 through September 30, 2000 the Company sold 3,882,434 of its Class A common stock to sixty-eight individuals for an aggregate purchase price of $222,970.

In August 2000, in connection with a loan for an aggregate of $250,000, the Company granted two individuals warrants to purchase an aggregate of 100,000 shares of Class A common stock exercisable at $.10 per share. As of September 30, 2000 all of such warrants were exercised and paid for in full and are included in the total shares issued and aggregate purchase price for the third quarter of 2000.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a)     Exhibits

         1.1 - Current reports on Form 8-K filed by the Company on June 28, 2000 and July 19, 2000, and incorporated herein by reference.

         1.2 - Current report on Form 8-K/A filed by the Company on October 20, 2000 and incorporated herein by reference.

         27  - Financial data schedule

 (b)     Reports on Form 8-K

         On June 28, 2000, the Company filed a Current Report on Form 8-K (file No. 000-28681) reporting the acquisition by Syntec of the outstanding shares of common stock of Mayford from the shareholder thereof in an exchange for an aggregate of 120,000 restricted shares of common stock of Syntec. No audited financial statements were filed therewith.

         On July 19, 2000, the Company filed a Current Report on Form 8K reporting the acquisition by Mayford of 99.9% of the outstanding shares of Syntec from the shareholders thereof in an exchange of stock at a ratio of one share of Syntec stock for 2.5 shares of identical class of shares of Mayford, for an aggregate issuance of 13,527,083 shares of Class A common stock of Mayford and 2,972,504 shares of the Series A preferred stock of Mayford. The outstanding warrants and options of Syntec and other outstanding rights to purchase shares of common stock of Syntec represent the right to purchase the equivalent number of shares of common stock of Mayford (subject to the adjustment provisions therein). The Company's Current Report, filed on July 19, 2000, further reported the Company's name change from Mayford Acquisition Corporation to CCM Manufacturing Technologies, Inc.

         On October 20, 2000, the Company filed a Current Report of Form 8-K/A which included the audited financial statements of Syntec Acquisition Corp. and subsidiaries as of and for the periods ended December 31, 1999, June 30, 1999, December 31, 1998 and May 31, 1998 and the
         unaudited financial statements of Syntec Acquisition Corp. and subsidiaries as of and for the quarter ended March 31, 2000. This Form 8-K/A also included information relating to the Company's change in certifying accountant from Weinberg & Company, P.A. to King Griffin & Adamson P.C.


         SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          CCM Manufacturing Technologies, Inc.


                          By: /s/ Jaime Munoz
                                  --------------
                                  President